Form 10-Q
period 2026-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2026-05-15
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(800) 753-6742

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

At March 31, 2026, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

(dollars in thousands except unit data)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$10,413	$9,793
Restricted cash	1,759	1,771
Certificates of deposit	1,537	1,519
Loans receivable, net of allowance for expected credit losses of $1,163 and $1,122 as of March 31, 2026 and December 31, 2025, respectively	92,758	90,827
Other assets	3,829	3,702
Total assets	$110,296	$107,612
Liabilities and members’ equity
Liabilities:
Other secured borrowings	6	6
Debt certificates payable, net of debt issuance costs of $81 and $72 as of March 31, 2026 and December 31, 2025, respectively	97,426	94,438
Other liabilities	1,876	1,675
Total liabilities	99,308	96,119
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2026 and December 31, 2025 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2026 and December 31, 2025; See Note 13	1,509	1,509
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700
Accumulated deficit	(3,936)	(3,431)
Total members' equity	10,988	11,493
Total liabilities and members' equity	$110,296	$107,612

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

(dollars in thousands)

	Three months ended
	March 31,
	2026	2025
Interest income:
Interest on loans	$1,607	$2,288
Interest on interest-bearing accounts	105	111
Total interest income	1,712	2,399
Interest expense:
Debt certificates	1,165	1,145
Total interest expense	1,165	1,145
Net interest income	547	1,254
Provision (credit) for expected credit losses	41	(23)
Net interest income after provision (credit) for expected credit losses	506	1,277
Non-interest income:
Broker-dealer commissions and fees	197	159
Other income	56	57
Total non-interest income	253	216
Non-interest expenses:
Salaries and benefits	606	519
Marketing and promotion	18	21
Office occupancy	32	29
Office operations and other expenses	340	469
Foreclosed assets	—	10
Legal and accounting	149	176
Total non-interest expenses	1,145	1,224
Income (loss) before provision for income taxes	(386)	269
Provision for income taxes and state LLC fees	5	5
Net income (loss)	$(391)	$264

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(391)	$264
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	5	5
Amortization of deferred loan fees, net	(5)	(11)
Amortization of debt issuance costs	27	21
Credit for expected credit losses	41	(23)
Accretion of loan discount	(2)	(4)
Gain on other investments	(1)	(1)
Changes in:
Accrued interest receivable	(41)	(29)
Other assets	(78)	232
Accrued interest payable	—	(2)
Other liabilities	193	(34)
Net cash provided (used) by operating activities	(252)	418
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(706)	—
Loan originations	(3,126)	(884)
Loan principal collections	1,867	1,491
Redemption (purchase) of certificates of deposit	(17)	1,305
Purchase of property and equipment	(12)	—
Net cash provided (used) by investing activities	(1,994)	1,912
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in debt certificates payable	2,997	(429)
Debt issuance costs	(36)	(32)
Dividends paid on preferred units	(107)	(131)
Net cash provided (used) by financing activities	2,854	(592)
Net increase in cash and restricted cash	608	1,738
Cash, cash equivalents, and restricted cash at beginning of period	11,564	10,771
Cash, cash equivalents, and restricted cash at end of period	$12,172	$12,509
Supplemental disclosures of cash flow information
Interest paid	$1,165	$1,146
Income taxes paid	—	3
Supplemental disclosures of non-cash transactions
Dividends declared to preferred unit holders	115	123

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general financial industry practices, and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements and have not been audited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2026 and 2025 are not necessarily indicative of the results for the full year. Reference should be made to the consolidated financial statements and notes thereto contained in our 2025 annual report filed on Form 10-K provides a more detailed description of our accounting policies and notes to financial statements. There have been no material changes since the date of that report.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been made.

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

Risks and Uncertainties

The war in Iran, the continued Russia-Ukraine conflict, Federal Reserve Board (‘FRB”) policy that is attempting to reduce inflation to its long-term target of 2%, the unknown impact of global tariffs, and fluctuating interest rates in recent history are straining the U.S. economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of these current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. On March 31, 2026 and December 31, 2025, the Company had cash of $6 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	March 31,		December 31,
	2026	2025	2025
Cash and cash equivalents	$10,413	$10,752	$9,793
Restricted cash	1,759	1,757	1,771
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$12,172	$12,509	$11,564

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

	March 31,	December 31,
	2026	2025
Balance Sheet Items
Cash and cash equivalents held at related parties	$2,453	$5,698
Certificates of deposit held at related parties	1,537	1,519

Off Balance Sheet Items
Loans serviced for the related parties	$5,802	$5,826

	Three months ended
	March 31,
	2026	2025
Income Statement Items
Interest income on loans purchased from related parties	$36	$18
Interest income on interest-bearing accounts held at related parties	45	48
Interest expense on other debt due to related parties	—	—
Networking fees paid to related parties for referring business to the Company	26	17
Income from broker services provided to related parties	6	6

Related Party Transactions with Management

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP Securities. The following table (dollars in thousands) describes the nature and dollar amounts of these related party transactions with its management.

	March 31,	December 31,
	2026	2025
Outstanding public offering debt certificates payable to officers and managers	$2,183	$2,278

Note 4: Loans Receivable and Allowance for Expected Credit Losses

The Company’s loan portfolio comprises two segments, non-profit commercial loans to Christian churches and ministries, and for-profit commercial loans.

The loan portfolio had a weighted average interest rate of 7.00% and 6.87% as of March 31, 2026 and December 31, 2025, respectively.

The table below is a summary of the Company’s loans receivable (dollars in thousands):

	March 31,	December 31,
	2026	2025
Non-profit commercial loans:
Real estate secured	$84,928	$82,911
Construction	1,125	1,125
Unsecured	325	325
Total non-profit commercial loans:	86,378	84,361
For-profit commercial loans:
Real estate secured	7,889	7,915
Total loans	94,267	92,276
Deferred loan fees, net	(127)	(106)
Loan discount	(219)	(221)
Allowance for expected credit losses	(1,163)	(1,122)
Loans, net	$92,758	$90,827

Allowance for expected credit losses

Management believes it has properly calculated the allowance for expected credit losses using the Current Expected Credit Loss (“CECL”) methodology as of March 31, 2026 and December 31, 2025. The following table shows the changes in the allowance for expected credit losses for the three months ended March 31, 2026 and the year ended December 31, 2025 (dollars in thousands):

	Three months ended
	March 31, 2026
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,100	$22	$1,122
Provision for expected credit loss	34	7	41
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,134	$29	$1,163

	Year ended
	December 31, 2025
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,119	$37	$1,156
Credit for expected credit loss	(19)	(15)	(34)
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,100	$22	$1,122

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

The table below presents loans by portfolio segment and the related allowance for expected credit losses. In addition, the table segregates loans and the allowance for expected credit losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Expected Credit Losses (by segment)
	As of
	March 31, 2026	December 31, 2025
Non-profit Commercial Loans:
Individually evaluated for impairment	$14,936	$14,965
Collectively evaluated for impairment	71,442	69,396
Total Non-profit Commercial Loans	86,378	84,361
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	7,889	7,915
Total For-profit Commercial Loans	7,889	7,915
Balance	$94,267	$92,276

Allowance for expected credit losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$572	$589
Collectively evaluated for impairment	562	511
Total Non-profit Commercial Loan Allowance	1,134	1,100
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	29	22
Total For-profit Commercial Loan Allowance	29	22
Balance	$1,163	$1,122

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2026
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$47,866	$19,625	$5,408	$8,244	$—	$—	$81,143
Wholly Owned Other Amortizing	1,293	—	—	1,284	—	—	2,577
Wholly Owned Unsecured Amortizing	11	25	—	—	—	—	36
Wholly Owned Other LOC	92	—	—	—	—	—	92
Wholly Owned Unsecured LOC	300	—	—	—	—	—	300
Wholly Owned Construction	1,125	—	—	—	—	—	1,125
Participation First	1,105	—	—	—	—	—	1,105
Total Non-profit Commercial Loans	51,792	19,650	5,408	9,528	—	—	86,378
For-profit Commercial Loans							—
Wholly Owned First Amortizing	4,151	805	—	—	—	—	4,956
Participation First	2,805	128	—	—	—	—	2,933
Participation Construction	—	—	—	—	—	—	—
Total For-profit Commercial Loans	6,956	933	—	—	—	—	7,889
Total Loans	$58,748	$20,583	$5,408	$9,528	$—	$—	$94,267

Credit Quality Indicators (by class)
As of December 31, 2025
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$48,590	$16,525	$5,408	$8,248	$—	$—	$78,771
Wholly Owned Other Amortizing	1,307	—	—	1,309	—	—	2,616
Wholly Owned Unsecured Amortizing	12	25	—	—	—	—	37
Wholly Owned Unsecured LOC	300	—	—	—	—	—	300
Wholly Owned Construction	385	—	—	—	—	—	385
Participation First	1,180	—	—	—	—	—	1,180
Participation Construction	1,072	—	—	—	—	—	1,072
Total Non-profit Commercial Loans	52,846	16,550	5,408	9,557	—	—	84,361
For-profit Commercial Loans
Wholly Owned First Amortizing	4,164	807	—	—	—	—	4,971
Participation First	1,339	129	—	—	—	—	1,468
Participation Construction	1,476	—	—	—	—	—	1,476
Total For-profit Commercial Loans	6,979	936	—	—	—	—	7,915
Total Loans	$59,825	$17,486	$5,408	$9,557	$—	$—	$92,276

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$6,063	$1,096	$—	$7,159	$73,984	$81,143	$—
Wholly Owned Other Amortizing	—	—	—	—	2,577	2,577	—
Wholly Owned Unsecured Amortizing	—	—	—	—	36	36	—
Wholly Owned Other LOC	—	—	—	—	92	92	—
Wholly Owned Unsecured LOC	—	—	—	—	300	300	—
Wholly Owned Construction	—	—	—	—	1,125	1,125	—
Participation First	—	—	—	—	1,105	1,105	—
Total Non-profit Commercial Loans	6,063	1,096	—	7,159	79,219	86,378	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	4,956	4,956	—
Participation First	—	—	—	—	2,933	2,933	—
Participation Construction	—	—	—	—	—	—	—
Total For-profit Commercial Loans	—	—	—	—	7,889	7,889	—
Total Loans	$6,063	$1,096	$—	$7,159	$87,108	$94,267	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,336	$—	$1,981	$9,317	$69,454	$78,771	$—
Wholly Owned Other Amortizing	—	—	—	—	2,616	2,616	—
Wholly Owned Unsecured Amortizing	—	—	—	—	37	37	—
Wholly Owned Unsecured LOC	—	—	—	—	300	300	—
Wholly Owned Construction	53	—	—	53	332	385	—
Participation First	—	—	59	59	1,121	1,180	59
Participation Construction	—	—	—	—	1,072	1,072	—
Total Non-profit Commercial Loans	7,389	—	2,040	9,429	74,932	84,361	59
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	4,971	4,971	—
Participation First	—	—	—	—	1,468	1,468	—
Participation Construction	—	—	—	—	1,476	1,476	—
Total For-profit Commercial Loans	—	—	—	—	7,915	7,915	—
Total Loans	$7,389	$—	$2,040	$9,429	$82,847	$92,276	$—

Impaired Loans

No loans in the Company’s for-profit commercial loan segment were classified as impaired or non-accrual at December 31, 2025 or March 31, 2026. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	As of	As of
	March 31,	December 31,
Impaired Non-profit commercial Loans (by class)	2026	2025
Wholly Owned First Amortizing
Recorded investment with specific allowance	$7,565	$7,569
Recorded with no specific allowance	7,691	11,987
Total recorded investment	$15,256	$19,556
Unpaid principal balance	$15,683	$20,021
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,284	$1,309
Recorded with no specific allowance	—	—
Total recorded investment	$1,284	$1,309
Unpaid principal balance	$1,685	$1,685
Total Impaired Loans
Recorded investment with specific allowance	$8,849	$8,878
Recorded with no specific allowance	7,691	11,987
Total recorded investment	$16,540	$20,865
Unpaid principal balance	$17,368	$21,706

	For the three months ended
	March 31,	March 31,
Impaired Non-profit Commercial Loans (by class)	2026	2025
Wholly Owned First Amortizing
Average recorded investment	$15,244	$19,615
Interest income recognized	279	988
Wholly Owned Other Amortizing
Average recorded investment	940	1,401
Interest income recognized	—	—
Total Impaired Loans
Average recorded investment	$16,184	$21,016
Interest income recognized	279	988

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	March 31, 2026	December 31, 2025
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$9,238	$9,242
Wholly Owned Other Amortizing	1,284	1,309
Total	$10,522	$10,551

The Company modified two loans during the three months ended March 31, 2026 and during the three months ended March 31, 2025. A summary of loans the Company modified during the three-month periods ended March 31, 2026 and 2025 is as follows (dollars in thousands):

Loan Modifications (by class)
	For the three months ended
	March 31, 2026	March 31, 2025
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	2	2
Pre-Modification Outstanding Recorded Investment	$3,125	$1,784
Post-Modification Outstanding Recorded Investment	3,125	1,784
Recorded Investment At Period End	3,125	1,784

Of the two loans modified during the three months ended March 31, 2026, one was granted a short-term extension of its maturity date. The other was modified to reduce its payment amount and to alter its payment type to apply all payments to principal. Of the two loans modified during the three months ended March 31, 2025, both were granted short-term extensions of their maturity dates. One of the loans had a modification that changed their payment type to interest-only.

As of March 31, 2026, the Company has made no commitments to advance additional funds in connection with loan modifications.

Note 5: Investments

Joint Venture

The Company has an ownership interest in a joint venture that owns real estate. See the Company’s annual report on Form 10-K for the year ended December 31, 2025 for more information on the joint venture. The Company’s ownership percentage in the joint venture was 73% as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, the value of the Company’s investment in the joint venture was $874 thousand and $875 thousand, respectively. Management’s impairment analysis of the investment as of March 31, 2026, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in a certificate of deposit with an original maturity greater than three months on March 31, 2026.

Details of this certificate as of March 31, 2026, are as follows (dollars in thousands):

As of March 31, 2026
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	9/23/2025	$1,537	4.65%	6/24/2026

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	March 31, 2026	March 31, 2025
Fixed annuity	June 2032	$1,000	$1,099	$1	$1

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended
	March 31,
	2026	2025
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$197	$159
Gains on loan sales	—	2
Gain on sale of foreclosed assets	—	—
Other investment income	1	1
Other non-interest income	—	—
Non-interest income, out of scope, ASC 606
Lending fees	55	54
Total non-interest income	$253	$216

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

	For the three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Broker-dealer revenue
Securities commissions
Transactional	$—	$1
AUM	18	12
	18	13
Sale of investment company products
Transactional	1	1
AUM	18	15
	19	16
Other insurance product revenue
Transactional	24	14
AUM	10	10
	34	24
Advisory fee income
Transactional	—	—
AUM	126	106
	126	106
Total broker-dealer revenue
Transactional	25	16
AUM	172	143
	$197	$159

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Three months ended		Year ended
	March 31,		December 31,
	2026	2025	2025
Loan participation interests sold by the Company	$—	$—	$1,100
Total participation interests sold and serviced by the Company	28,434	32,183	29,388
Servicing income	35	19	117

Servicing Assets
Balance, beginning of period	$161	$177	$177
Additions:
Servicing obligations from sale of loan participations	—	—	33
Subtractions:
Amortization	(6)	(25)	(49)
Balance, end of period	$155	$152	$161

ACCU Loan Participation Agreement (Secured Borrowings)

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Under the Master LP Agreement, the Company makes sales on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Due to the recourse provisions of the agreement, these participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the three months ended March 31, 2026 and 2025.

Note 8: Foreclosed Assets

As of September 30, 2025, the Company had entered into an agreement to sell the property it held as a foreclosed asset. The Company recognized a gain on sale of $182 thousand as a result of this sale. $483 thousand in cash proceeds were received in October 2025. The property was valued at $301 thousand immediately prior to the sale and as of March 31, 2025. There was no allowance for losses on foreclosed assets prior to the sale agreement or at March 31, 2025. The Company did not record any provision for losses on foreclosed assets during the three months ended March 31, 2025.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

For the three months ended March 31,
Foreclosed Asset Expenses	2025
Provision for losses	$—
Operating expenses	10
Total foreclosed asset expenses	$10

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	March 31,	December 31,
	2026	2025

Furniture and office equipment	$240	$454
Computer system	67	226
Leasehold improvements	—	43
Total premises and equipment	307	723
Less accumulated depreciation and amortization	(236)	(659)
Premises and equipment, net	$71	$64

	For the three months ended
	March 31,	March 31,
	2026	2025

Depreciation and amortization expense	$6	$5

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of March 31, 2026, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
ACCU LOC	9.25%	Variable	—	$5,000	11/28/2026	$6,004	$—
ACCU Secured	Various	Fixed	6	—	Various	—	6

*Represents cash or certificates of deposit

All lines of credit require monthly interest-only payments until maturity. The ACCU secured borrowings are repaid through the monthly principal and interest payments on the underlying loans.

Our lines of credit also contain affirmative covenants typical for credit facilities of this nature. The Company was in compliance with these covenants at March 31, 2026 and December 31, 2025.

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility. On November 6, 2025, the Company reached an agreement (“Renewal Agreement”) to renew the LOC for a one-year term that ends on November 28, 2026. The ACCU LOC will continue to automatically renew for one additional one-year term unless either party furnishes written notice at least ninety (90) days prior to the termination date that it does not intend to renew the agreement.

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

There was no outstanding balance on the ACCU LOC at March 31, 2026 and December 31, 2025.

ACCU Secured Borrowings

On August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $6 thousand in secured borrowings were outstanding under the Master LP Agreement as of March 31, 2026 and December 31, 2025. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Debt Certificates Payable

Information on the Company’s debt certificates payable can be found in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company is subject to certain covenants on its Subordinated Notes and was in compliance with those covenants as of March 31, 2026 and December 31, 2025.

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		March 31, 2026		December 31, 2025
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2021 Class A Offering	Unsecured	$18,013	4.64%	$21,463	4.68%
2024 Class A Offering	Unsecured	52,100	4.63%	45,591	4.77%
Public Offerings Total		$70,113	4.63%	$67,054	4.74%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$27,394	5.28%	$27,456	5.24%
Private Offering Total		$27,394	5.28%	$27,456	5.24%

Total Debt Certificates Payable		$97,507	4.81%	$94,510	4.89%

Future maturities for the Company’s debt certificates during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2027	$53,134
2028	12,254
2029	11,916
2030	9,741
2031	10,462
Total	$97,507
Less: debt issuance costs	81
Debt certificates payable, net of debt issuance costs	$97,426

Note 12: Commitments and Contingencies

Unfunded Commitments

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2026	December 31, 2025
Undisbursed loans	$75	$75

The balance of the allowance for credit losses on off-balance sheet commitments is recorded in other liabilities on the Company’s consolidated balance sheet. The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Balance, beginning of period	$1	$2
Provision for losses on unfunded commitments	—	(1)
Balance, end of period	$1	$1

Operating Leases

In June 2025, the Company reached an agreement to extend its lease of office space in Fresno, California, for 38 months, terminating in July 2028. The Company recorded $82 thousand in right-of-use assets and lease liabilities related to this agreement.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2026	2025	2025
Lease cost
Operating lease cost	$28	$28	$111
Other information
Cash paid for operating leases	29	15	193
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	82
Lease liabilities recorded	—	—	82
Weighted average remaining lease term (in years)	3.13	4.30	2.85
Weighted-average discount rate	5.16%	4.55%	5.07%

Future minimum lease payments and lease costs for the twelve months ending March 31, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2027	$117	$112
2028	120	112
2029	102	92
2030	31	27
Total	$370	$343

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

Note 14: Retirement Plans

401(k)

Company matching contributions for the three months ended March 31, 2026 and 2025 were $39 thousand and $48 thousand, respectively.

Profit Sharing

The Company did not make or approve a profit-sharing contribution for the three months ended March 31, 2026 and 2025.

Supplemental Executive Retirement Plan (SERP)

On March 30, 2022, the Company entered into a SERP with Joseph W. Turner, Jr. who at the time was its President and Chief Executive Officer. The total of Mr. Turner’s accrued benefit is $600,000. He is entitled to receive $60,000 per year over a ten-year period, payable in equal monthly installments commencing the first day of the month following his separation from service. Mr. Turner’s separation from service occurred at the end of July 2024. The Company began making $60,000 per year payments in $5,000 monthly installments in August 2024 according to the terms of the SERP.

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

Fair Value of Financial Instruments

Additional information regarding the methods and assumptions used to estimate the fair value of the financial statements can be found in our Annual Report. The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at March 31, 2026 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,172	$12,172	$—	$—	$12,172
Certificates of deposit	1,537	—	1,537	—	1,537
Loans, net	92,758	—	—	91,785	91,785
Investment in joint venture	874	—	—	874	874
Other investments	1,099	—	—	1,099	1,099
Accrued interest receivable	480	—	—	480	480
Servicing assets	155	—	—	155	155
FINANCIAL LIABILITIES:
Other secured borrowings	6	—	—	6	6
Debt certificates payable	97,426	—	—	96,439	96,439
Other financial liabilities	115	—	—	115	115

		Fair Value Measurements at December 31, 2025 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$11,564	$11,564	$—	$—	$11,564
Certificates of deposit	1,519	—	1,524	—	1,524
Loans, net	90,827	—	—	89,013	89,013
Investments in joint venture	875	—	—	875	875
Other investments	1,098	—	—	1,098	1,098
Accrued interest receivable	439	—	—	439	439
Servicing assets	161	—	—	161	161
FINANCIAL LIABILITIES:
Other secured borrowings	6	$—	$—	$6	$6
Debt certificates payable	94,438	—	—	93,880	93,880
Other financial liabilities	108	—	—	108	108

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2026 and December 31, 2025.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2026:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$8,474	$8,474
Discounted cash flow loans (net of allowance and discount)	—	—	6,935	6,935
Investment in joint venture	—	—	874	874
Other investments	—	—	1,099	1,099
Total	$—	$—	$17,382	$17,382

Assets at December 31, 2025:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$8,474	$8,474
Discounted cash flow loans (net of allowance and discount)	—	—	6,969	6,969
Investments in joint venture	—	—	875	875
Other investments	—	—	1,098	1,098
Total	$—	$—	$17,416	$17,717

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at March 31, 2026 and December 31, 2025. As such, the Company has determined that the carrying value of its other investments equals its fair value at March 31, 2026 and December 31, 2025.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

March 31, 2026
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral dependent loans	$8,474	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	6,935	Discounted future cash flows	Discount rate	4% (4%)
Investment in joint venture	874	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,099	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)

December 31, 2025
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,474	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	6,969	Discounted future cash flows	Discount rate	4% (4%)
Investments in joint venture	875	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,098	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)

Note 16: Income Taxes and State LLC Fees

One of the Company’s wholly-owned subsidiaries, Ministry Partners Realty, incurred a tax loss for the years ended December 31, 2025 and 2024, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2025, and 2024, MP Realty had federal and state net operating loss carryforwards of approximately $433 thousand and $432 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate as of March 31, 2026 and December 31, 2025.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Revenue from external sources
Finance Company	$1,731	$2,416
Broker-Dealer	373	226
Charitable Organization	18	20
Adjustments / Eliminations	(157)	(47)
Total	$1,965	$2,615

Revenue from internal sources
Finance Company	$—	$—
Broker-Dealer	142	166
Charitable Organization	—	—
Adjustments / Eliminations	(142)	(166)
Total	$—	$—

Interest expense
Finance Company	$1,468	$1,455
Broker-Dealer	—	—
Charitable Organization	—	—
Adjustments / Eliminations	(303)	(310)
Total	$1,165	$1,145

Total non-interest expense and provision for tax
Finance Company	$772	$863
Broker-Dealer	374	365
Charitable Organization	14	1
Adjustments / Eliminations	(10)	—
Total	$1,150	$1,229

Net profit (loss)
Finance Company	$(550)	$121
Broker-Dealer	141	27
Charitable Organization	4	20
Adjustments / Eliminations	14	96
Total	$(391)	$264

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Total assets
Finance Company	$101,690	$99,080
Broker-Dealer	3,489	3,350
Charitable Organization	2,201	2,196
Other Segments	60	59
Adjustments / Eliminations	2,856	2,927
Total	$110,296	$107,612

Note 18: Not-for-profit Subsidiary Activities

The following represent required disclosures related to the activities of Ministry Partners for Christ, the Company’s wholly owned, not-for-profit organization.

At March 31, 2026 and December 31, 2025, the Company had $310 thousand and $322 thousand, respectively in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board-designated funds as of March 31, 2026 and December 31, 2025. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At March 31, 2026, MPC had $2.2 million in net assets, $1.7 million of which is permanently restricted by donors. MPC earned interest income of $19 thousand and $20 thousand, respectively, during the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, respectively, MPC had $269 thousand and $274 thousand in unrestricted net assets.

A breakdown of expenses for MPC for the three-month periods ended March 31, 2026 and 2025, is as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Expenses
Charitable grants	$10	$—
General and administrative expenses	4	1
Total	$14	$1

The change in net assets for MPC for the three-month periods ended March 31, 2026 and 2025 is as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Change in net assets	$4	$20

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three-month periods ended March 31, 2026 and 2025. It should be read in conjunction with our December 31, 2025, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon numerous factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly owned subsidiaries, MPF, MP Realty, MP Securities, and MPC.

Strategic Objectives and Financial Results

2026 Results to Date

For the three months ended March 31, 2026, the Company reported a net loss of $391 thousand. The Company continues to focus on improving its core profitability through efforts to patiently manage its impaired assets, reduce operating expenses, and increase its loan interest income and net interest income. While the Company’s interest income declined as compared to the first quarter of 2025, this is due almost entirely to the receipt of a $670 thousand interest payment from a borrower of an impaired loan in March 2025. After accounting for this receipt, interest income from loans only decreased by $11 thousand from 2025 for the quarter ended March 31, 2026. Interest income from interest-bearing accounts and other income also remained relatively level compared to the prior year, declining by $6 thousand and $1 thousand, respectively. Broker-dealer commissions and fees, however, increased by $38 thousand as we continue to focus on adding new clients and improving our broker-dealer services.

As a result of the conversions of our core processing and information technology systems in the latter half of 2024 and the first quarter of 2025, the Company realized $129 thousand in reductions to our office operations expenses for the quarter ended March 31, 2026. Our legal and accounting fees also declined from the prior year as we have terminated a consulting arrangement that provided certain due diligence services in the first quarter of 2025. For the first quarter of 2026, salary and benefits expenses increased resulting from staff raises and the hiring of our Chief Financial Officer, Daniel Cerio.

When the Company commenced its credit facility pay-off strategy in 2021, our yearly operating expenses were approximately $5.7 million. By implementing our operating expense reduction plan, the Company transitioned to a new office location with significantly lower rent, improved our loan servicing, reduced our staffing costs and were able to reduce our non-interest expenses for the year ended December 31, 2024 to $4.2 million and then to $4.1 million for the year ended December 31, 2025. The Company anticipates that our non-interest expenses will continue to decrease in 2026 as we have fully implemented these cost-effective technology solutions.

Our ongoing strategy focuses on growing our balance sheet, making profitable loans and improving our net income. Our loans receivable totaled $92.8 million at March 31, 2026 as compared to $90.8 million at December 31, 2025. The Company was able to originate or purchase $3.8 million in loans during the first quarter of 2026. Through the remainder of 2026, the Company intends to expand its loan investments as part of our core process conversion. The Company is also evaluating strategies that will help it improve our net interest margin. Company management expects that the yield on our portfolio will increase in future years as loans originated in 2020 and 2021 at 5% to 6% rates come due for their five-year rate resets that will push them into the 7% to 8% range. The weighted average interest rate in our loan portfolio was 7.00% at March 31, 2026, as compared to 6.97% at December 31, 2025 and 6.88% at December 31, 2024.

We are also evaluating the investment products we offer to our investors in an effort to make our investment rates more attractive, as well as structuring a variety of short- and intermediate-term investment products to better serve our clients and investors and improve our net interest margin. We have also hired a new sales representative for our adviser team at MP Securities that will assist us in bringing in new clients and investors for our broker dealer and advisory business. With an improved core processing system for our loans and focus on increasing the sale of our investor notes, we intend to focus on growing our balance sheet, improving our core profitability, and increasing the net interest income and non-interest income we earn from our advisory business and investor notes selling efforts.

Strategic Objectives for the Remainder of 2026

During the remainder of 2026, we intend to continue to focus on the following objectives:

(i)	expanding the distribution channels for our debt securities offerings with strategic partners that share the Company’s desire to enhance Christian stewardship through Biblically responsible investments;
(ii)	growing non-interest income generated by our broker-dealer services and loan servicing and investment-related products;
(iii)	creating new investment products to expand our client base of investors and faith-based strategic partners;
(iv)	serving the needs of our credit union and CUSO relationships through revenue producing strategic partnerships;
(v)	expanding revenue through the sale of loan participation interests;
(vi)	managing the size and cost structure of our business to match our operating environment and capital funding efforts;
(vii)	growing the size of our balance sheet by originating profitable new ministry and commercial loans as we seek to increase revenue from our loan investments;

(viii)	strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets; and
(ix)	maintaining adequate liquidity levels.

Financial Condition

Comparison of Financial Condition on March 31, 2026 and December 31, 2025

			Comparison
	2026	2025	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$10,413	$9,793	$620	6%
Restricted cash	1,759	1,771	(12)	(1%)
Certificates of deposit	1,537	1,519	18	1%
Loans receivable, net of allowance for expected credit losses of $1,163 and $1,122 as of March 31, 2026 and December 31, 2025, respectively	92,758	90,827	1,931	2%
Accrued interest receivable	480	439	41	9%
Investment in joint venture	874	875	(1)	(0%)
Other investments	1,099	1,098	1	0%
Property and equipment, net	71	64	7	11%
Servicing assets	155	161	(6)	(4%)
Other assets	1,150	1,065	85	8%
Total assets	$110,296	$107,612	$2,684	2%
Liabilities and members’ equity
Liabilities:
Other secured borrowings	6	6	—	100%
Debt certificates payable, net of debt issuance costs of $81 and $72 as of March 31, 2026 and December 31, 2025, respectively	97,426	94,438	2,988	3%
Other liabilities	1,876	1,675	201	12%
Total liabilities	99,308	96,119	3,189	3%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700	—	—%
Accumulated deficit	(3,936)	(3,431)	(505)	15%
Total members' equity	10,988	11,493	(505)	(4%)
Total liabilities and members' equity	$110,296	$107,612	$2,684	2%

Cash, Loans, and Borrowings

As discussed previously, our strategy involves growing our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our debt certificates to fund the growth of our on-book loan portfolio, and from time to time may supplement that growth by utilizing our lines of credit. For the three months ended March 31, 2026, assets increased by 2% due to an increase in loans receivable related to loan originations and purchases.

Our loans receivable portfolio increased by $1.9 million due to $3.1 million in loan originations and $706 thousand in loan participation repurchases. This was offset by $1.9 million in loan principal payments, which comprises both regular loan payments and loan payoffs. This increase in loans receivable was funded by $3.0 million in net sales of debt certificates. Some of the cash received from debt certificate sales was retained in cash to increase our liquidity. Unrestricted cash balances increased by $620 thousand.

Allowance for Expected Credit Losses

The allowance increased by $42 thousand. This occurred primarily due to an increase in outstanding loan principal balances.

Debt Certificates Payable

Our debt certificates payable comprise debt securities sold under publicly registered security offerings as well as promissory notes sold in private placement offerings.

For the three months ended March 31, 2026, net debt certificates payable increased by $3 million. The Company sold $11.9 million in debt certificates in the first quarter of 2026 and used the cash to fund loan purchases and originations.

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

Members’ Equity

Our total members’ equity decreased by 4.4% to $11.0 million for the three months ended March 31, 2026, which resulted in a capital to asset ratio of 10.0%. The decrease in members’ equity was attributable to a net loss of $391 thousand and dividends to members of $115 thousand.

Liquidity and Capital Resources

Liquidity Management

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary. As March 31, 2026, our liquidity ratio was 14%.

We use multiple tools to manage our liquidity. We have a $5 million line of credit of which all $5 million was available for cash management as of March 31, 2026. We also have the ability to sell participation interests in our loan portfolio. Primarily, we fund our liquidity by selling corporate debt certificates. Additional information about our debt securities and credit facilities is presented below.

Public and Privately offered Debt Securities

The table below presents a schedule of our fixed series debt certificates maturing during the next year as compared with the fixed series debt certificates maturing after one year. Also included separately are the variable debt certificates which are redeemable upon demand (dollars in thousands):

Variable Series Debt Certificates (redeemable debt certificates)	$3,814
Fixed Series Debt Certificates maturing in the next 12 months	50,688
Fixed Series Debt Certificates maturing after 12 months	43,005
Total	$97,507
Debt issuance costs	81
Debt Certificates, net of debt issuance costs	$97,426

Historically, we have been successful in generating reinvestments by our debt certificate holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele.

The table below shows the renewal rates of our maturing notes over the last two years ended December 31:

2025	76%
2024	75%

The renewal rates for the periods ended March 31, 2026, as compared to March 31, 2025, are as follows:

●	Three-month period ended March 31, 2026: 61%
●	Three-month period ended March 31, 2025: 60%

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of March 31, 2026 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
ACCU LOC	9.25%	Variable	—	$5,000	11/28/2026	$6,004	$—
ACCU Secured	Various	Fixed	6	—	Various	—	6

*Represents cash or certificates of deposit

In November 2025 we reached an agreement to renew the ACCU LOC for 12 months with minor modifications in terms. The modified terms include a decreased spread from 1.00% over prime to 0.50% over prime, and an increase of a requirement to maintain an average minimum balance on deposit at the credit union from $1.0 million to $2.5 million.

Debt Covenants

Under our credit facility agreements and our debt certificates documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of March 31, 2026, we are in compliance with our covenants on our debt certificates payable and the ACCU LOC.

●	For additional information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: March 31, 2026

The analysis below compares the Company’s results of operations for the three-month periods ended March 31, 2026 and 2025.

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

The following tables provide average outstanding balance information for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,970	$105	3.28%	$11,376	$111	3.96%
Interest-earning loans [1]	91,806	1,607	7.10%	90,456	2,288	10.26%
Total interest-earning assets	104,776	1,712	6.63%	101,832	2,399	9.55%
Non-interest-earning assets	3,801	—	—%	6,229	—	—%
Total Assets	$108,577	$1,712	6.39%	$108,061	$2,399	9.00%

Liabilities:
Debt certificates payable gross of debt issuance costs	95,633	1,138	4.83%	94,473	1,124	4.83%
Other debt	6	—	—%	6	—	—%
Total interest-bearing liabilities	95,639	1,138	4.83%	94,479	1,124	4.82%
Debt issuance cost		27			21
Total interest-bearing liabilities net of debt issuance cost	$95,639	$1,165	4.94%	$94,479	$1,145	4.91%

Net interest income		$547			$1,254
Net interest margin			2.12%			4.99%
[1]	Loans are net of deferred fees and before the allowance for expected credit losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to Change in
	Volume	Rate	Recovery	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$14	$(20)	$—	$(6)
Interest-earning loans	34	(715)	—	(681)
Total interest-earning assets	48	(735)	—	(687)
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	14	—	—	14
Other debt	—	—	—	—
Debt issuance cost	—	6	—	6
Total interest-bearing liabilities	14	6	—	20
Change in net interest income	$34	$(741)	$—	$(707)

Total interest income for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, decreased primarily due to the one-time $671 thousand interest payment received in the first quarter of 2025. Without this payment, interest income would have decreased by only $17 thousand. The average yield without this payment would have been 6.89% in 2025, as opposed to 9.55% as the table shows. The average yield on interest earning assets for the first quarter of 2026 was 6.63%. The decrease in rates offered on interest-earning accounts with other financial institutions accounts for the majority of this decrease as the government has lowered interest rates over the last year.

For the three months ended March 31, 2026, total interest expense increased due to the higher balances in our debt certificates payable, as our debt certificate sales increased during the first quarter of 2026.

Net interest income decreased by $707 thousand for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to the factors described above. For the three months ended March 31, 2026, compared to the three months ended March 31, 2025, net interest margin decreased by 288 basis points. Without the one-time interest payment, net interest income would have decreased $37 thousand and net interest margin would have decreased by 21 basis points.

Provision (credit) for expected credit losses and non-interest income and expense

	Three months ended
	March 31,		Comparison
	(in thousands)
	2026	2025	$ Diff	% Diff
Net interest income	$547	$1,254	$(707)	(56%)
Provision (credit) for expected credit losses	41	(23)	64	278%
Net interest income after provision (credit) for expected credit losses	506	1,277	(771)	(60%)
Total non-interest income	253	216	37	17%
Total non-interest expenses	1,145	1,224	(79)	(6%)
Loss before provision for income taxes	(386)	269	(655)	(243%)
Provision for income taxes and state LLC fees	5	5	—	—%
Net income (loss)	$(391)	$264	$(655)	(248%)

Net interest income after provision for expected credit losses decreased by $771 thousand for the quarter ended March 31, 2026 over the quarter ended March 31, 2025. This decrease was due to the one-time interest payment described above as well a provision for expected credit losses of $41 thousand recorded in 2026 for increased loan balances.

Non-interest income, which often increases or decreases over the course of a quarter or a year related to one-time occurrences, increased during the first quarter of 2026 as compared to the first quarter of 2025. This is primarily related to an increase in broker-dealer revenue as commissions on annuity sales and advisory fees increased during the quarter.

The decrease in total non-interest expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as shown in the table above, was due to decreases in office operations expenses and legal and accounting fees. The Company’s conversion to a new IT vendor and to a new core system was mostly complete by the beginning of the second quarter in 2025, and the cost savings are now being realized. These decreases in expenses were offset by an increase in salary expense related to staff raises as well as the hire of our Chief Financial Officer, Daniel Cerio.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Vice President of Finance, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2026. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Principal Accounting Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three-month period ended March 31, 2026 and 2025.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our operations, we may from time to time have an interest in, or be involved in, litigation arising out of our business activities. We consider litigation related to our operations to be routine to the conduct of our business. As of March 31, 2026, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

(i)Consolidated Statements of Income for the three-month periods ended March 31, 2026 and 2025;

(ii)Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025;

(iii)Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2026 and 2025; and

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

Dated: May 15, 2026

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Darren M. Thompson
Darren M. Thompson,
Chief Executive Officer