Form 10-Q
period 2026-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2026-08-13
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At June 30, 2026, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

(dollars in thousands except unit data)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$9,767	$9,619
Restricted cash	2,019	1,945
Certificates of deposit	1,554	1,519
Loans receivable, net of allowance for expected credit losses of $1,144 and $1,122 as of June 30, 2026 and December 31, 2025, respectively	91,694	90,827
Other assets	3,628	3,702
Total assets	$108,662	$107,612
Liabilities and members’ equity
Liabilities:
Other secured borrowings	6	6
Debt certificates payable, net of debt issuance costs of $53 and $72 as of June 30, 2026 and December 31, 2025, respectively	95,685	94,438
Other liabilities	2,318	1,674
Total liabilities	98,009	96,118
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2026 and December 31, 2025 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2026 and December 31, 2025; See Note 13	1,510	1,510
Net assets of Ministry Partners for Christ	2,220	2,154
Accumulated deficit	(4,792)	(3,885)
Total members' equity	10,653	11,494
Total liabilities and members' equity	$108,662	$107,612

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Interest on loans	$1,550	$1,614	$3,156	$3,902
Interest on interest-bearing accounts	102	103	208	214
Total interest income	1,652	1,717	3,364	4,116
Interest expense:
Debt certificates	1,171	1,147	2,336	2,292
Total interest expense	1,171	1,147	2,336	2,292
Net interest income	481	570	1,028	1,824
Provision (credit) for expected credit losses	(19)	16	22	(7)
Net interest income after provision (credit) for expected credit losses	500	554	1,006	1,831
Non-interest income:
Broker-dealer commissions and fees	217	201	414	360
Other income	86	226	142	283
Charitable contributions, with donor restrictions	58	—	58	—
Total non-interest income	361	427	614	643
Non-interest expenses:
Salaries and benefits	631	495	1,237	1,014
Marketing and promotion	10	15	28	36
Office occupancy	29	26	61	55
Office operations and other expenses	372	390	712	859
Foreclosed assets	—	2	—	12
Legal and accounting	25	51	174	227
Total non-interest expenses	1,067	979	2,212	2,203
Income (loss) before provision for income taxes	(206)	2	(592)	271
Provision for income taxes and state LLC fees	6	5	11	10
Net income (loss)	$(212)	$(3)	$(603)	$261

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(603)	$261
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	9	11
Amortization of deferred loan fees, net	(12)	(16)
Amortization of debt issuance costs	55	47
Credit for expected credit losses	22	(7)
Accretion of loan discount	(4)	(6)
Gain on sale of loans	—	(12)
Gain on other investments	(28)	(14)
Changes in:
Accrued interest receivable	(37)	23
Other assets	142	(98)
Accrued interest payable	—	(348)
Other liabilities	628	(102)
Net cash provided (used) by operating activities	172	(261)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(706)	—
Loan originations	(4,414)	(1,030)
Loan sales	—	1,100
Loan principal collections	4,248	2,046
Purchase of certificates of deposit	(35)	(195)
Purchase of property and equipment	(12)	—
Net cash provided (used) by investing activities	(919)	1,921
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in debt certificates payable	1,228	(449)
Debt issuance costs	(36)	(51)
Dividends paid on preferred units	(223)	(254)
Net cash provided (used) by financing activities	969	(754)
Net increase in cash and restricted cash	222	906
Cash, cash equivalents, and restricted cash at beginning of period	11,564	10,771
Cash, cash equivalents, and restricted cash at end of period	$11,786	$11,677
Supplemental disclosures of cash flow information
Interest paid	$2,336	$2,640
Income taxes paid	10	15
Supplemental disclosures of non-cash transactions
Servicing assets recorded	—	27
Leased assets obtained in exchange of new operating lease liabilities	5	82
Lease liabilities recorded	5	82
Dividends declared to preferred unit holders	124	121

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general financial industry practices, and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements and have not been audited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2026 and 2025 are not necessarily indicative of the results for the full year. Reference should be made to the consolidated financial statements and notes thereto contained in our 2025 annual report filed on Form 10-K provides a more detailed description of our accounting policies and notes to financial statements. Certain prior period amounts have been reclassified to conform with updated presentation; however, there have been no material changes since the date of that report.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been made.

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

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. On June 30, 2026 and December 31, 2025, the Company had cash of $6 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	June 30,		December 31,
	2026	2025	2025
Cash and cash equivalents	$9,767	$9,779	$9,619
Restricted cash	2,019	1,898	1,945
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,786	$11,677	$11,564

Restricted cash includes $1.8 million donated to MPC as permanently restricted funds under a designated fund agreement. Restricted cash also includes the earnings on those funds, which are considered temporarily restricted until they are distributed under the provisions of the designated fund agreement. The agreement allows for limited annual distributions of the funds.

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

	June 30,	December 31,
	2026	2025
Balance Sheet Items
Cash and cash equivalents held at related parties	$3,277	$5,698
Certificates of deposit held at related parties	1,554	1,519

Off Balance Sheet Items
Loans serviced for the related parties	$5,765	$5,826

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Income Statement Items
Detail
Interest income on loans purchased from related parties	$40	$18	$77	$35
Interest income on interest-bearing accounts held at related parties	34	41	79	89
Networking fees paid to related parties for referring business to the Company	26	31	52	48
Income from broker services provided to related parties	6	5	12	11

Related Party Transactions with Management

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP Securities. The following table (dollars in thousands) describes the nature and dollar amounts of these related party transactions with its management.

	June 30,	December 31,
	2026	2025
Outstanding public offering debt certificates payable to officers and managers	$2,302	$2,278

Note 4: Loans Receivable and Allowance for Expected Credit Losses

The Company’s loan portfolio comprises two segments, non-profit commercial loans to Christian churches and ministries, and for-profit commercial loans.

The loan portfolio had a weighted average interest rate of 7.05% and 6.97% as of June 30, 2026 and December 31, 2025, respectively.

The table below is a summary of the Company’s loans receivable (dollars in thousands):

	June 30,	December 31,
	2026	2025
Non-profit commercial loans:
Real estate secured	$83,713	$83,651
Construction	53	385
Unsecured	1,575	325
Total non-profit commercial loans:	85,341	84,361
For-profit commercial loans:
Real estate secured	7,841	7,915
Total loans	93,182	92,276
Deferred loan fees, net	(127)	(106)
Loan discount	(217)	(221)
Allowance for expected credit losses	(1,144)	(1,122)
Loans, net	$91,694	$90,827

Allowance for expected credit losses

Management believes it has properly calculated the allowance for expected credit losses using the Current Expected Credit Loss (“CECL”) methodology as of June 30, 2026 and December 31, 2025. The following table shows the changes in the allowance for expected credit losses for the six months ended June 30, 2026 and the year ended December 31, 2025 (dollars in thousands):

	Six months ended
	June 30, 2026
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,100	$22	$1,122
Provision for expected credit loss	17	5	22
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,117	$27	$1,144

	Year ended
	December 31, 2025
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,119	$37	$1,156
Credit for expected credit loss	(19)	(15)	(34)
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,100	$22	$1,122

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

The table below presents loans by portfolio segment and the related allowance for expected credit losses. In addition, the table segregates loans and the allowance for expected credit losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Expected Credit Losses (by segment)
	As of
	June 30, 2026	December 31, 2025
Non-profit Commercial Loans:
Individually evaluated for impairment	$14,899	$14,965
Collectively evaluated for impairment	70,442	69,396
Total Non-profit Commercial Loans	85,341	84,361
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	7,841	7,915
Total For-profit Commercial Loans	7,841	7,915
Balance	$93,182	$92,276

Allowance for expected credit losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$558	$589
Collectively evaluated for impairment	559	511
Total Non-profit Commercial Loan Allowance	1,117	1,100
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	27	22
Total For-profit Commercial Loan Allowance	27	22
Balance	$1,144	$1,122

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2026
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$46,836	$18,536	$5,408	$8,231	$—	$—	$79,011
Wholly Owned Other Amortizing	1,280	—	—	1,260	—	—	2,540
Wholly Owned Unsecured Amortizing	9	71	—	—	—	—	80
Wholly Owned Other LOC	—	1,198	—	—	—	—	1,198
Wholly Owned Unsecured LOC	300	—	—	—	—	—	300
Wholly Owned Construction	1,122	—	—	—	—	—	1,122
Participation First	1,090	—	—	—	—	—	1,090
Total Non-profit Commercial Loans	50,637	19,805	5,408	9,491	—	—	85,341
For-profit Commercial Loans							—
Wholly Owned First Amortizing	4,137	803	—	—	—	—	4,940
Participation First	2,773	128	—	—	—	—	2,901
Participation Construction	—	—	—	—	—	—	—
Total For-profit Commercial Loans	6,910	931	—	—	—	—	7,841
Total Loans	$57,547	$20,736	$5,408	$9,491	$—	$—	$93,182

Credit Quality Indicators (by class)
As of December 31, 2025
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$48,590	$16,525	$5,408	$8,248	$—	$—	$78,771
Wholly Owned Other Amortizing	1,307	—	—	1,309	—	—	2,616
Wholly Owned Unsecured Amortizing	12	25	—	—	—	—	37
Wholly Owned Unsecured LOC	300	—	—	—	—	—	300
Wholly Owned Construction	385	—	—	—	—	—	385
Participation First	1,180	—	—	—	—	—	1,180
Participation Construction	1,072	—	—	—	—	—	1,072
Total Non-profit Commercial Loans	52,846	16,550	5,408	9,557	—	—	84,361
For-profit Commercial Loans
Wholly Owned First Amortizing	4,164	807	—	—	—	—	4,971
Participation First	1,339	129	—	—	—	—	1,468
Participation Construction	1,476	—	—	—	—	—	1,476
Total For-profit Commercial Loans	6,979	936	—	—	—	—	7,915
Total Loans	$59,825	$17,486	$5,408	$9,557	$—	$—	$92,276

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$—	$7,147	$1,965	$9,112	$69,899	$79,011	$—
Wholly Owned Other Amortizing	—	—	—	—	2,540	2,540	—
Wholly Owned Unsecured Amortizing	—	—	—	—	80	80	—
Wholly Owned Other LOC	—	—	—	—	1,198	1,198	—
Wholly Owned Unsecured LOC	—	—	—	—	300	300	—
Wholly Owned Construction	—	—	—	—	1,122	1,122	—
Participation First	—	—	—	—	1,090	1,090	—
Total Non-profit Commercial Loans	—	7,147	1,965	9,112	76,229	85,341	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	4,940	4,940	—
Participation First	—	—	—	—	2,901	2,901	—
Participation Construction	—	—	—	—	—	—	—
Total For-profit Commercial Loans	—	—	—	—	7,841	7,841	—
Total Loans	$—	$7,147	$1,965	$9,112	$84,070	$93,182	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,336	$—	$1,981	$9,317	$69,454	$78,771	$—
Wholly Owned Other Amortizing	—	—	—	—	2,616	2,616	—
Wholly Owned Unsecured Amortizing	—	—	—	—	37	37	—
Wholly Owned Unsecured LOC	—	—	—	—	300	300	—
Wholly Owned Construction	53	—	—	53	332	385	—
Participation First	—	—	59	59	1,121	1,180	59
Participation Construction	—	—	—	—	1,072	1,072	—
Total Non-profit Commercial Loans	7,389	—	2,040	9,429	74,932	84,361	59
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	4,971	4,971	—
Participation First	—	—	—	—	1,468	1,468	—
Participation Construction	—	—	—	—	1,476	1,476	—
Total For-profit Commercial Loans	—	—	—	—	7,915	7,915	—
Total Loans	$7,389	$—	$2,040	$9,429	$82,847	$92,276	$—

Impaired Loans

No loans in the Company’s for-profit commercial loan segment were classified as impaired or non-accrual at December 31, 2025 or June 30, 2026. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	As of	As of
	June 30,	December 31,
Impaired Non-profit commercial Loans (by class)	2026	2025
Wholly Owned First Amortizing
Recorded investment with specific allowance	$7,552	$7,569
Recorded with no specific allowance	8,805	11,987
Total recorded investment	$16,357	$19,556
Unpaid principal balance	$16,748	$20,021
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,260	$1,309
Recorded with no specific allowance	—	—
Total recorded investment	$1,260	$1,309
Unpaid principal balance	$1,685	$1,685
Total Impaired Loans
Recorded investment with specific allowance	$8,812	$8,878
Recorded with no specific allowance	8,805	11,987
Total recorded investment	$17,617	$20,865
Unpaid principal balance	$19,631	$21,706

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
Impaired Non-profit Commercial Loans (by class)	2026	2025	2026	2025
Wholly Owned First Amortizing
Average recorded investment	$15,398	$18,492	$16,375	$19,582
Interest income recognized	216	1,029	521	2,017
Wholly Owned Other Amortizing
Average recorded investment	835	1,073	1,260	1,531
Interest income recognized	48	—	—	—
Total Impaired Loans
Average recorded investment	$16,233	$19,565	$17,635	$21,113
Interest income recognized	264	1,029	521	2,017

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	June 30, 2026	December 31, 2025
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$8,028	$9,242
Wholly Owned Other Amortizing	1,260	1,309
Total	$10,486	$10,551

The Company modified two loans during the six months ended June 30, 2026 and during the six months ended June 30, 2025. A summary of loans the Company modified during the three- and six-month periods ended June 30, 2026 and 2025 is as follows (dollars in thousands):

Loan Modifications (by class)
	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	—	—	2	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$3,125	$1,784
Post-Modification Outstanding Recorded Investment	—	—	3,125	1,784
Recorded Investment At Period End	—	—	3,125	1,780

Of the two loans modified during the six months ended June 30, 2026, one was granted a short-term extension of its maturity date. The other was modified to reduce its payment amount and to alter its payment type to apply all payments to principal. Of the two loans modified during the six months ended June 30, 2025, both were granted short-term extensions of their maturity dates. One of the loans had a modification that changed their payment type to interest-only.

As of June 30, 2026, the Company has made no commitments to advance additional funds in connection with loan modifications.

Note 5: Investments

Joint Venture

The Company has an ownership interest in a joint venture that owns real estate. See the Company’s annual report on Form 10-K for the year ended December 31, 2025 for more information on the joint venture. The Company’s ownership percentage in the joint venture was 73% as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the value of the Company’s investment in the joint venture was $869 thousand and $875 thousand, respectively. Management’s impairment analysis of the investment as of June 30, 2026, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in a certificate of deposit with an original maturity greater than three months on June 30, 2026.

Details of this certificate as of June 30, 2026, are as follows (dollars in thousands):

As of June 30, 2026
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	6/24/2026	$1,554	3.20%	3/25/2027

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	June 30, 2026	June 30, 2025
Fixed annuity	June 2032	$1,000	$1,126	$27	$13

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$217	$201	$414	$360
Gains on loan sales	—	13	—	16
Other investment income	27	13	28	14
Non-interest income, out of scope, ASC 606
Lending fees	59	200	114	253
Charitable contributions	58	—	58	—
Total non-interest income	$361	$427	$614	$643

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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Broker-dealer revenue
Securities commissions
Transactional	$—	$—	$1	$1
AUM	14	9	32	21
	14	9	33	22
Sale of investment company products
Transactional	4	1	4	2
AUM	17	15	35	30
	21	16	39	32
Other insurance product revenue
Transactional	15	59	39	73
AUM	12	11	22	21
	27	70	61	94
Advisory fee income
Transactional	—	—	—	—
AUM	155	106	281	212
	155	106	281	212
Total broker-dealer revenue
Transactional	19	60	44	76
AUM	198	141	370	284
	$217	$201	$414	$360

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Six months ended		Year ended
	June 30,		December 31,
	2026	2025	2025
Loan participation interests sold by the Company	$—	$1,100	$1,100
Total participation interests sold and serviced by the Company	27,438	33,034	29,388
Servicing income	69	66	117

Servicing Assets
Balance, beginning of period	$161	$177	$177
Additions:
Servicing obligations from sale of loan participations	—	27	33
Subtractions:
Amortization	(13)	(25)	(49)
Balance, end of period	$148	$179	$161

ACCU Loan Participation Agreement (Secured Borrowings)

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Under the Master LP Agreement, the Company makes sales on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Due to the recourse provisions of the agreement, these participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the six months ended June 30, 2026 and 2025.

Note 8: Foreclosed Assets

As of September 30, 2025, the Company had entered into an agreement to sell the property it held as a foreclosed asset. The Company recognized a gain on sale of $182 thousand as a result of this sale. $483 thousand in cash proceeds were received in October 2025. The property was valued at $301 thousand immediately prior to the sale and as of June 30, 2025. There was no allowance for losses on foreclosed assets prior to the sale agreement or at June 30, 2025. The Company did not record any provision for losses on foreclosed assets during the three months ended June 30, 2025.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended June 30,	For the six months ended June 30,
Foreclosed Asset Expenses	2025	2025
Provision for losses	$—	$—
Operating expenses	2	12
Total foreclosed asset expenses	$2	$12

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	June 30,	December 31,
	2026	2025

Furniture and office equipment	$240	$454
Computer system	67	226
Leasehold improvements	—	43
Total premises and equipment	307	723
Less accumulated depreciation and amortization	(240)	(659)
Premises and equipment, net	$67	$64

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Depreciation and amortization expense	$4	$6	$9	$11

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of June 30, 2026, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
ACCU LOC	9.25%	Variable	—	$5,000	11/28/2026	$5,940	$—
ACCU Secured	Various	Fixed	6	—	Various	—	6

*Represents cash or certificates of deposit

All lines of credit require monthly interest-only payments until maturity. The ACCU secured borrowings are repaid through the monthly principal and interest payments on the underlying loans.

Our lines of credit also contain affirmative covenants typical for credit facilities of this nature. The Company was in compliance with these covenants at June 30, 2026 and December 31, 2025.

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

There was no outstanding balance on the ACCU LOC at June 30, 2026 and December 31, 2025.

ACCU Secured Borrowings

On August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. One participation sold with a balance of $6 thousand was outstanding as secured borrowings under the Master LP Agreement as of June 30, 2026 and December 31, 2025. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Debt Certificates Payable

Information on the Company’s debt certificates payable can be found in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company is subject to certain covenants on its Subordinated Notes and was in compliance with those covenants as of June 30, 2026 and December 31, 2025.

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		June 30, 2026		December 31, 2025
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2021 Class A Offering	Unsecured	$16,175	4.68%	$21,463	4.68%
2024 Class A Offering	Unsecured	53,773	4.67%	45,591	4.77%
Public Offerings Total		$69,948	4.67%	$67,054	4.74%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$25,790	5.28%	$27,456	5.24%
Private Offering Total		$25,790	5.28%	$27,456	5.24%

Total Debt Certificates Payable		$95,738	4.84%	$94,510	4.89%

Future maturities for the Company’s debt certificates during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2027	$51,234
2028	16,055
2029	8,527
2030	12,558
2031	7,364
Total	$95,738
Less: debt issuance costs	53
Debt certificates payable, net of debt issuance costs	$95,685

Note 12: Commitments and Contingencies

Unfunded Commitments

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	June 30, 2026	December 31, 2025
Undisbursed loans	$75	$75

The balance of the allowance for credit losses on off-balance sheet commitments is recorded in other liabilities on the Company’s consolidated balance sheet. The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Balance, beginning of period	$1	$2
Provision for losses on unfunded commitments	—	(1)
Balance, end of period	$1	$1

Operating Leases

In June 2025, the Company reached an agreement to extend its lease of office space in Fresno, California, for 38 months, terminating in July 2028. The Company recorded $82 thousand in right-of-use assets and lease liabilities related to this agreement. In April 2026, MP Securities reached an agreement to lease office space in Maumee, Ohio for a representative it hired. The Company recorded $5 thousand in right-of-use assets and lease liabilities related to this agreement.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2026	2025	2026	2025	2025
Lease cost
Operating lease cost	$28	$25	$56	$53	$111
Other information
Cash paid for operating leases	30	23	59	38	193
Right-of-use assets obtained in exchange for operating lease liabilities	5	82	5	82	82
Lease liabilities recorded	5	82	5	82	82
Weighted average remaining lease term (in years)	2.86	3.88	2.86	3.88	2.85
Weighted-average discount rate	5.16%	5.16%	5.16%	5.16%	5.07%

Future minimum lease payments and lease costs for the twelve months ending June 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2027	$122	$116
2028	121	112
2029	95	84
2030	8	7
Total	$346	$319

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

Note 14: Retirement Plans

401(k)

Company matching contributions for the six months ended June 30, 2026 and 2025 were $39 thousand and $48 thousand, respectively.

Profit Sharing

The Company did not make or approve a profit-sharing contribution for the six months ended June 30, 2026 and 2025.

Supplemental Executive Retirement Plan (SERP)

On March 30, 2022, the Company entered into a SERP with Joseph W. Turner, Jr. who at the time was its President and Chief Executive Officer. The total of Mr. Turner’s accrued benefit is $600,000. He is entitled to receive $60,000 per year over a ten-year period, payable in equal monthly installments commencing the first day of the month following his separation from service. Mr. Turner’s separation from service occurred at the end of July 2024. In August 2024, the Company began making $60,000 per year payments in $5,000 monthly installments according to the terms of the SERP.

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

Fair Value of Financial Instruments

Additional information regarding the methods and assumptions used to estimate the fair value of the financial statements can be found in our Annual Report. The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at June 30, 2026 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$11,786	$11,786	$—	$—	$11,786
Certificates of deposit	1,554	—	1,554	—	1,554
Loans, net	91,694	—	—	90,919	90,919
Investment in joint venture	869	—	—	869	869
Other investments	1,126	—	—	1,126	1,126
Accrued interest receivable	476	—	—	476	476
Servicing assets	148	—	—	148	148
FINANCIAL LIABILITIES:
Other secured borrowings	6	—	—	6	6
Debt certificates payable	95,685	—	—	94,582	94,582
Other financial liabilities	124	—	—	124	124

		Fair Value Measurements at December 31, 2025 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$11,564	$11,564	$—	$—	$11,564
Certificates of deposit	1,519	—	1,524	—	1,524
Loans, net	90,827	—	—	89,013	89,013
Investments in joint venture	875	—	—	875	875
Other investments	1,098	—	—	1,098	1,098
Accrued interest receivable	439	—	—	439	439
Servicing assets	161	—	—	161	161
FINANCIAL LIABILITIES:
Other secured borrowings	6	$—	$—	$6	$6
Debt certificates payable	94,438	—	—	93,880	93,880
Other financial liabilities	108	—	—	108	108

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2026 and December 31, 2025.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2026:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$8,474	$8,474
Discounted cash flow loans (net of allowance and discount)	—	—	4,187	4,187
Investment in joint venture	—	—	869	869
Other investments	—	—	1,126	1,126
Total	$—	$—	$14,656	$14,656

Assets at December 31, 2025:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$8,474	$8,474
Discounted cash flow loans (net of allowance and discount)	—	—	6,969	6,969
Investments in joint venture	—	—	875	875
Other investments	—	—	1,098	1,098
Total	$—	$—	$17,416	$17,416

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at June 30, 2026 and December 31,

2025. As such, the Company has determined that the carrying value of its other investments equals its fair value at June 30, 2026 and December 31, 2025.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

June 30, 2026
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral dependent loans	$8,474	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	4,187	Discounted future cash flows	Discount rate	4% (4%)
Investment in joint venture	869	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,126	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)

December 31, 2025
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,474	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	6,969	Discounted future cash flows	Discount rate	4% (4%)
Investments in joint venture	875	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,098	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)

Note 16: Income Taxes and State LLC Fees

One of the Company’s wholly-owned subsidiaries, Ministry Partners Realty, incurred a tax loss for the year ended December 31, 2025, and recorded a provision of $800 for the state minimum franchise tax. For the year ended December 31, 2025, MP Realty had a federal and state net operating loss carryforward of approximately $433 thousand which begins to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate as of June 30, 2026 and December 31, 2025.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue from external sources
Finance Company	$1,673	$1,894	$3,404	$4,309
Broker-Dealer	416	465	789	691
Charitable Organization	76	19	94	39
Other Segments	1	—	1	1
Adjustments / Eliminations	(153)	(234)	(310)	(281)
Total	$2,013	$2,144	$3,978	$4,759

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker-Dealer	118	182	260	348
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(118)	(182)	(260)	(348)
Total	$—	$—	$—	$—

Interest expense
Finance Company	$1,490	$1,442	$2,958	$2,897
Broker-Dealer	—	—	—	—
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(319)	(295)	(622)	(605)
Total	$1,171	$1,147	$2,336	$2,292

Total non-interest expense and provision for tax
Finance Company	$675	$660	$1,447	$1,523
Broker-Dealer	394	324	768	689
Charitable Organization	14	10	28	11
Adjustments / Eliminations	(10)	(10)	(20)	(10)
Total	$1,073	$984	$2,223	$2,213

Net profit (loss)

Finance Company	$(473)	$(224)	$(1,023)	$(103)
Broker-Dealer	139	323	280	350
Charitable Organization	62	9	66	28
Other Segments	1	—	1	1
Adjustments / Eliminations	59	(111)	73	(15)
Total	$(212)	$(3)	$(603)	$261

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Total assets
Finance Company	$99,773	$99,080
Broker-Dealer	3,640	3,350
Charitable Organization	2,263	2,196
Other Segments	60	59
Adjustments / Eliminations	2,926	2,927
Total	$108,662	$107,612

Note 18: Not-for-profit Subsidiary Activities

The following represent required disclosures related to the activities of Ministry Partners for Christ, the Company’s wholly owned, not-for-profit organization.

	June 30,	December 31,
	2026	2025
Net Assets
Permanently restricted assets, with donor restrictions	$1,758	$1,700
Temporarily restricted assets	205	174
Unrestricted net assets	257	280
Total net assets	$2,220	$2,154

At June 30, 2026 and December 31, 2025, the Company had $299 thousand and $322 thousand, respectively in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.8 million in cash that carries permanent donor restrictions. It also does not include earnings on the permanently restricted funds of $205 thousand and $174 thousand, respectively, at June 30, 2026 and December 31, 2025. These earnings are considered temporarily restricted funds until they are distributed. There were no board-designated funds as of June 30, 2026 and December 31, 2025. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At June 30, 2026, MPC had $2.2 million in net assets, $1.8 million of which is permanently restricted by donors. MPC earned interest income of $37 thousand and $39 thousand, respectively, during the six months ended June 30, 2026 and 2025. MPC received a $58 thousand contribution during the second quarter of 2026. At June 30, 2026 and December 31, 2025, respectively, MPC had $257 thousand and $280 thousand in unrestricted net assets.

A breakdown of expenses for MPC for the three- and six-month periods ended June 30, 2026 and 2025, is as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses
Charitable grants	$10	$10	$20	$10
General and administrative expenses	4	—	9	1
Total	$14	$10	$29	$11

The change in net assets for MPC for the three- and six-month periods ended June 30, 2026 and 2025 is as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Change in net assets	$62	$9	$66	$28

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three- and six-month periods ended June 30, 2026 and 2025. It should be read in conjunction with our December 31, 2025, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report. In addition to historical information, this discussion includes certain forward-looking statements regarding events, trends and strategic objectives that may affect future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. The interim financial information provided as of and for the three and six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management of the Company, the interim financial information presented reflects all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair representation of the results of such periods.

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

Strategic Objectives and Financial Results

General

We are a financial services company whose mission is to strengthen Christian stewardship by providing lending solutions and financial products and services to churches, ministries, faith-based organizations and businesses, individuals, and financial institutions. To provide these services, we depend primarily on net interest income from our commercial loans and income generated by our subsidiary, MP Securities, from fees and commissions.

Over the past six years, the Company has implemented a strategic transformation of its balance sheet and operations designed to reduce and eliminate secured debt, reduce our dependence on institutional credit facilities, protect the investments made by our note holders, reduce our operating expenses, and implement improvements in our loan and investor platform that will produce significant cost savings and benefit our borrowers, clients, and strategic partners.

During this transition period, the Company has also benefited from the effects of non-recurring income items that are not reflective of the Company’s core operating income results. For example, the Company reported significant gains from the extinguishment of debt, reported gains on the sale of a foreclosure property, recovered loan fees and interest income on an impaired loan, and received charitable contributions made to our nonprofit subsidiary, Ministry Partners for Christ, Inc. Each of these events resulted in revenues from sources that we cannot rely on in future periods.

With the completion of the Company’s restructuring and transformation of its lending, investor, and financial services platform, the Company is now positioned to focus on three key strategic objectives:

●	grow the Company’s loan portfolio and balance sheet with profitable, prudent commercial loans to take advantage of a lending program platform that can be scaled on a cost-effective and profitable basis;
●	improve the Company’s net interest margin through disciplined pricing and funding strategies for our commercial loans and rates we pay on our investor notes; and
●	grow our fee-based assets under management through the Christian stewardship services offered by our wholly owned subsidiary, MP Securities.

Results of Operations:

The analysis below compares the Company’s results of operations for the three- and six-month periods ended June 30, 2026 and 2025.

Net income (loss)

For the three-month period ended June 30, 2026, the Company had a net loss of $212 thousand as compared to a $3 thousand loss for the quarter ended June 30, 2025. For the six-month period ended June 30, 2026, the Company had a net loss of $603 thousand as compared to a $261 thousand gain for the six months ended June 30, 2025. The decrease in net income from 2025 was substantially due to a recovery of loan fees and interest received on an impaired loan in the previous year’s quarter. Total assets were $108.6 million at June 30, 2026, as compared to $107.6 million at June 30, 2025.

A summary of our net income (loss) for the period ending June 30, 2026 and June 30, 2025 is described below:

	Three months ended				Six months ended
	June 30,		Comparison		June 30,		Comparison
	(in thousands)				(in thousands)
	2026	2025	$ Diff	% Diff	2026	2025	$ Diff	% Diff
Interest income:
Interest on loans	$1,550	$1,614	$(64)	(4%)	$3,156	$3,902	$(746)	(19%)
Interest on interest-bearing accounts	102	103	(1)	(1%)	208	214	(6)	(3%)
Total interest income	1,652	1,717	(65)	(4%)	3,364	4,116	(752)	(18%)
Interest expense:
Investor notes payable	1,171	1,147	24	2%	2,336	2,292	44	2%
Total interest expense	1,171	1,147	24	2%	2,336	2,292	44	2%
Net interest income	$481	$570	$(89)	(16%)	$1,028	$1,824	$(796)	(44%)
Provision (credit) for expected credit losses	(19)	16	(35)	(219%)	22	(7)	29	414%
Net interest income after provision (credit) for expected credit losses	500	554	(54)	(10%)	1,006	1,831	(825)	(45%)
Non-interest income
Broker-dealer commissions and fees	217	201	16	8%	414	360	54	15%
Other lending income	86	226	(140)	(62%)	142	283	(141)	(50%)
Charitable contributions	58	—	58	—%	58	—	58	—%
Total non-interest income	361	427	(66)	(15%)	614	643	(29)	(5%)
Total non-interest expenses	1,067	979	88	9%	2,212	2,203	9	0%
Loss before provision for income taxes	(206)	2	(208)	(10400%)	(592)	271	(863)	(318%)
Provision for income taxes and state LLC fees	6	5	1	20%	11	10	1	10%
Net income (loss)	$(212)	$(3)	$(209)	6967%	$(603)	$261	$(864)	(331%)

For the three-month period ended June 30, 2026, interest income on our loans declined by $64 thousand as compared to the three-month period ended June 30, 2025. For the six-month period ended June 30, 2026, interest income declined by $746 thousand as compared to the same period in 2025. This decrease is predominately due to the receipt of a $670 thousand interest payment received from a borrower on an impaired loan in March 2025. After accounting for this payment, interest income from our loans decreased by $76 thousand for the six-month period ended June 30, 2026, as compared to the same period in 2025.

Other lending income for the three-month and six-month period ended June 30, 2026 declined by $140 thousand and $141 thousand, respectively, as compared to the same period in 2025. The reduction was due to the Company’s receipt of lending fees received from a borrower on an impaired loan in 2025. The receipt of these fees was a non-recurring item of income reported in 2025. Broker dealer commissions and fees earned by our subsidiary, by MP Securities, increased by $16 thousand and $54 thousand, respectively, for the three-month and six-month period ended June 30, 2026 as compared to the same period in 2025. MP Securities continues to improve its client base, add new clients, and improve its broker dealer services and investor platform. The Company also realized $137 thousand in reductions to our office operations expenses for the six-month period ended June 30, 2026 as a result of implementing the conversion of our core processing and information technology systems.

In management’s view, the reduction in net interest income for the three-month and six-month period ended June 30, 2026 has been impacted by a smaller loan portfolio and compressed operating margins that management anticipated when it undertook its balance sheet restructuring objectives described above.

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

The following tables provide average outstanding balance information for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,561	$102	3.26%	$12,442	$103	3.32%
Interest-earning loans [1]	92,205	1,550	6.74%	90,122	1,614	7.18%
Total interest-earning assets	104,766	1,652	6.32%	102,564	1,717	6.71%
Non-interest-earning assets	3,664	—	—%	4,982	—	—%
Total Assets	$108,430	$1,652	6.11%	$107,546	$1,717	6.40%

Liabilities:
Debt certificates payable gross of debt issuance costs	96,002	1,144	4.78%	92,472	1,121	4.86%
Other debt	6	—	—%	6	—	—%
Total interest-bearing liabilities	96,008	1,144	4.78%	92,478	1,121	4.86%
Debt issuance cost		27			26
Total interest-bearing liabilities net of debt issuance cost	$96,008	$1,171	4.89%	$92,478	$1,147	4.97%

Net interest income		$481			$570
Net interest margin			1.84%			2.23%
[1]	Loans are net of deferred fees and before the allowance for expected credit losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to Change in
	Volume	Rate	Recovery	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$1	$(2)	$—	$(1)
Interest-earning loans	36	(100)	—	(64)
Total interest-earning assets	37	(102)	—	(65)
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	42	(19)	—	23
Debt issuance cost	—	1	—	1
Total interest-bearing liabilities	42	(18)	—	24
Change in net interest income	$(5)	$(84)	$—	$(89)

Total interest income for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, decreased primarily due to a decrease in payments collected on impaired loans. Due to the nature of collections on impaired loans, the timing of collections is irregular, and more payments were collected in the second quarter of 2025 than 2026. The average yield on performing loans increased from the prior year as loans that were funded five or ten years ago have repriced or been renewed at higher interest rates. Interest income and average yield on interest-earning accounts with other financial institutions has stayed relatively stable, as the Company has managed its funds to maintain liquidity while obtaining beneficial interest rates.

For the three months ended June 30, 2026, total interest expense increased due to the higher balances in our debt certificates payable, as our debt certificate sales have increased throughout 2026. The average rates paid on these certificates has decreased as interest rates have slightly declined over the last year.

Net interest income decreased by $89 thousand for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to the factors described above. For the three months ended June 30, 2026, compared to the three months ended June 30, 2025, net interest margin decreased by 39 basis points.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,764	$208	3.29%	$11,912	$214	3.62%
Interest-earning loans [1]	92,050	3,156	6.91%	90,288	3,902	8.72%
Total interest-earning assets	104,814	3,364	6.47%	102,200	4,116	8.12%
Non-interest-earning assets	3,689	—	—%	5,602	—	—%
Total Assets	$108,503	$3,364	6.25%	$107,802	$4,116	7.70%

Liabilities:
Debt certificates payable gross of debt issuance costs	95,818	2,281	4.80%	93,466	2,245	4.84%
Other debt	6	—	—%	6	—	—%
Total interest-bearing liabilities	95,824	2,281	4.80%	93,472	2,245	4.84%
Debt issuance cost		55			47
Total interest-bearing liabilities net of debt issuance cost	$95,824	2,336	4.92%	$93,472	2,292	4.94%

Net interest income		$1,028			$1,824
Net interest margin			1.98%			3.60%
[1]	Loans are net of deferred fees and before the allowance for expected credit losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to Change in
	Volume	Rate	Recovery	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$14	$(20)	$—	$(6)
Interest-earning loans	79	(1,473)	648	(746)
Total interest-earning assets	93	(1,493)	648	(752)
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	55	(19)	—	36
Debt issuance cost	—	8	—	8
Total interest-bearing liabilities	55	(11)	—	44
Change in net interest income	$38	$(1,482)	$648	$(796)

Total interest income for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, decreased primarily due to the one-time $670 thousand interest payment received in the first quarter of 2025. Without this payment, interest income would have decreased by only $81 thousand. The average loan yield without this payment would have been 7.22% in 2025, as opposed to 8.72% as the table shows. The average yield on interest earning assets for the first six months of 2026 was 6.47%. The decrease in rates offered on interest-earning accounts with other financial institutions accounts for the majority of this decrease as the government has lowered interest rates over the last year.

For the six months ended June 30, 2026, total interest expense increased due to higher balances in our debt certificates payable, as our debt certificate sales rose during the first six months of 2026.

Net interest income decreased by $796 thousand for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to the factors described above. For the six months ended June 30, 2026, compared to the six months ended June 30, 2025, net interest margin decreased by 162 basis points. Without the one-time interest payment, net interest income would have decreased $125 thousand and net interest margin would have decreased by 30 basis points.

Provision (credit) for expected credit losses and non-interest income and expense

	Three months ended				Six months ended
	June 30,		Comparison		June 30,		Comparison
	(in thousands)				(in thousands)
	2026	2025	$ Diff	% Diff	2026	2025	$ Diff	% Diff
Net interest income	$481	$570	$(89)	(16%)	$1,028	$1,824	$(796)	(44%)
Provision (credit) for expected credit losses	(19)	16	(35)	(219%)	22	(7)	29	414%
Net interest income after provision (credit) for expected credit losses	500	554	(54)	(10%)	1,006	1,831	(825)	(45%)
Non-interest income
Broker-dealer commissions and fees	217	201	16	8%	414	360	54	15%
Other lending income	86	226	(140)	(62%)	142	283	(141)	(50%)
Charitable contributions	58	—	58	—%	58	—	58	—%
Total non-interest income	361	427	(66)	(15%)	614	643	(29)	(5%)
Total non-interest expenses	1,067	979	88	9%	2,212	2,203	9	0%
Loss before provision for income taxes	(206)	2	(208)	(10400%)	(592)	271	(863)	(318%)
Provision for income taxes and state LLC fees	6	5	1	20%	11	10	1	10%
Net income (loss)	$(212)	$(3)	$(209)	6967%	$(603)	$261	$(864)	(331%)

Net interest income after provision for expected credit losses decreased by $54 thousand for the quarter ended June 30, 2026 over the quarter ended June 30, 2025. As described above, this decrease was due primarily to the irregularity in interest collections on impaired loans, which was more favorable in 2025 than 2026. Net interest income after provision for expected credit losses decreased by $825 thousand for the six months ended June 30, 2026 over the six months ended June 30, 2025. This decrease was due to the one-time interest payment described above as well as a provision for expected credit losses of $22 thousand recorded in 2026 for increased loan balances.

Non-interest income, which often increases or decreases over the course of a quarter or a year related to one-time occurrences, decreased by $29 thousand during the first six months of 2026 as compared to the first six months of 2025. This is primarily related to the recognition of loan fee income on a troubled loan in 2025. This decrease was offset by an increase of $54 thousand in broker-dealer revenue as well as $58 thousand in contributions to our wholly-owned charitable organization, Ministry Partners for Christ.

The increase in total non-interest expense for the three months and six months ended June 30, 2026 compared to the same periods ended June 30, 2025, as shown in the table above, was due entirely to an increase in salaries and benefits, as the Company hired a new Chief Financial Officer in January 2026 and provided staff raises for our employees. This increase was offset by decreases in office operations expenses and legal and accounting fees. The Company’s conversion to a new IT vendor and to a new core system was substantially completed by the beginning of the second quarter in 2025, and the cost savings are now being realized.

Financial Condition

Comparison of Financial Condition on June 30, 2026 and December 31, 2025

			Comparison
	2026	2025	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$9,767	$9,619	$148	2%
Restricted cash	2,019	1,945	74	4%
Certificates of deposit	1,554	1,519	35	2%
Loans receivable, net of allowance for expected credit losses of $1,144 and $1,122 as of June 30, 2026 and December 31, 2025, respectively	91,694	90,827	867	1%
Accrued interest receivable	476	439	37	8%
Investment in joint venture	869	875	(6)	(1%)
Other investments	1,126	1,098	28	3%
Property and equipment, net	67	64	3	5%
Servicing assets	148	161	(13)	(8%)
Other assets	942	1,065	(123)	(12%)
Total assets	$108,662	$107,612	$1,050	1%
Liabilities and members’ equity
Liabilities:
Other secured borrowings	6	6	—	100%
Debt certificates payable, net of debt issuance costs of $53 and $72 as of June 30, 2026 and December 31, 2025, respectively	95,685	94,438	1,247	1%
Other liabilities	2,318	1,674	644	38%
Total liabilities	98,009	96,118	1,891	2%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,510	1,510	—	—%
Net assets of Ministry Partners for Christ	2,220	2,154	66	—%
Accumulated deficit	(4,792)	(3,885)	(907)	23%
Total members' equity	10,653	11,494	(841)	(7%)
Total liabilities and members' equity	$108,662	$107,612	$1,050	1%

Cash, Loans, and Borrowings

As discussed previously, our strategy involves growing our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our debt certificates to fund the growth of our on-book loan portfolio, and from time to time may supplement that growth by utilizing our lines of credit. For the six months ended June 30, 2026, assets increased by 2% due to an increase in loans receivable related to loan originations and purchases.

Our loans receivable portfolio increased by $867 thousand driven by $4.4 million in loan originations and $706 thousand in loan participation repurchases. This was offset by $4.2 million in loan principal payments, which comprises both regular loan payments and loan payoffs. This increase in loans receivable was funded by $1.2 million in net sales of debt certificates. Some of the cash received from debt certificate sales was retained in cash to increase our liquidity. Unrestricted cash balances increased by $237 thousand.

Allowance for Expected Credit Losses

The allowance increased by $22 thousand. This occurred primarily due to an increase in outstanding loan principal balances.

Debt Certificates Payable

Our debt certificates payable comprise debt securities sold under publicly registered security offerings as well as promissory notes sold in private placement offerings.

For the six months ended June 30, 2026, net debt certificates payable increased by $1.2 million. The Company issued $20.2 million in debt certificates in the first six months of 2026 and used the cash to fund loan purchases and originations.

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

Members’ Equity

Our total members’ equity decreased by 7.3% to $10.7 million for the six months ended June 30, 2026, which resulted in a capital to asset ratio of 9.8%. The decrease in members’ equity was attributable to a net loss of $603 thousand and dividends paid to our members of $238 thousand.

Liquidity and Capital Resources

Liquidity Management

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary. As June 30, 2026, our liquidity ratio was 14%.

We use multiple tools to manage our liquidity. We have a $5 million line of credit of which all $5 million was available for cash management as of June 30, 2026. We also have the ability to sell participation interests in our loan portfolio. Primarily, we fund our liquidity by selling corporate debt certificates. Additional information about our debt securities and credit facilities is presented below.

Public and Privately offered Debt Securities

The table below presents a schedule of our fixed series debt certificates maturing during the next year as compared with the fixed series debt certificates maturing after one year. Also included separately are the variable debt certificates which are redeemable upon demand (dollars in thousands):

Variable Series Debt Certificates (redeemable debt certificates)	$3,351
Fixed Series Debt Certificates maturing in the next 12 months	48,753
Fixed Series Debt Certificates maturing after 12 months	43,634
Total	$95,738
Debt issuance costs	53
Debt Certificates, net of debt issuance costs	$95,685

Historically, we have been successful in generating reinvestments by our debt certificate holders when the notes they hold mature. Our note renewal rate remains stable, and our broker-dealer/advisory team continues to expand their clientele.

The table below shows the renewal rates of our maturing notes over the last two years ended December 31:

2025	76%
2024	75%

The renewal rates for the periods ended June 30, 2026, as compared to June 30, 2025, are as follows:

●	Three-month period ended June 30, 2026: 81%
●	Six-month period ended June 30, 2026: 71%
●	Three-month period ended June 30, 2025: 80%
●	Six-month period ended June 30, 2025: 74%

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of June 30, 2026 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
ACCU LOC	9.25%	Variable	—	$5,000	11/28/2026	$5,940	$—
ACCU Secured	Various	Fixed	6	—	Various	—	6

*Represents cash or certificates of deposit

In November 2025 we reached an agreement to renew the ACCU LOC for 12 months with minor modifications in terms. The modified terms include a decreased spread from 1.00% over prime to 0.50% over prime, and an increase of a requirement to maintain an average minimum balance on deposit at the credit union from $1.0 million to $2.5 million.

Debt Covenants

Under our credit facility agreements and our debt certificates documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of June 30, 2026, we are in compliance with our covenants on our debt certificates payable and the ACCU LOC.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2026. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Principal Accounting Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three- and six-month periods ended June 30, 2026 and 2025.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our operations, we may from time to time have an interest in, or be involved in, litigation arising out of our business activities. We consider litigation related to our operations to be routine to the conduct of our business. As of June 30, 2026, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

101*

The following information from Ministry Partners Investment Company, LLC’s Six monthsly Report on Form 10-Q for the six months ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language):

(i)Consolidated Statements of Income for the three- and six-month periods ended June 30, 2026 and 2025;

(ii)Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025;

(iii)Consolidated Statements of Cash Flows for the three- and six-month periods ended June 30, 2026 and 2025; and

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

Dated: August 13, 2026

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Darren M. Thompson
Darren M. Thompson,
Chief Executive Officer